Form 10-K
MORTGAGE ASSET SEC TRANS INC MORT PAS THR CERT SER 2003 WMC
filed 2004-03-30
CIK 1265198

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2003

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-106982-03

Mortgage Asset Securitization Transactions Inc.
(Exact name of registrant as specified in its charter)

Delaware                          06-1204982
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

1285 Avenue of the Americas
New York, NY                                             10019
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           212-713-2000

MASTR Asset Backed Securities Trust 2003-WMC2
MORTGAGE PASS THROUGH CERTIFICATES Series 2003-WMC2
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     X-Yes           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
      Yes           X - No


                                    PART I

Item 1.  Business

      Not applicable.

Item 2.  Properties

      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings

      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters

      As of December 31, 2003, the Trust had Seventy-one (71) holders of record of the Notes, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.

Item 6.  Selected Financial Data.

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Not applicable.

Item 8.  Financial Statements and Supplementary Data.

      Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Information required by Item 304 of Reg. S-K.

      Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      Not applicable.

Item 11.  Executive Compensation

      Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Not applicable.

Item 13.  Certain Relationships and Related Transactions.

      Not applicable.

Item 14. Principal Accounting Fees and Services.

      Not applicable.


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
          2.  Not Applicable
          3.  Exhibits
	         33.1 Sarbanes-Oxley Certification
               99.1 Annual Statement of Compliance
               99.2 Report of Independent Accountants
               99.3 Report of Management


      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      October 27, 2003;  November 25, 2003;
      December 26, 2003


      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTR Asset Backed Securities Trust 2003-WMC2
MORTGAGE PASS THROUGH CERTIFICATES Series 2003-WMC2

      /s/    Bryan R. Calder

      Name:  Bryan R. Calder

      Title:  Executive Vice President

      Company:  U.S. Bank National Association, as Trustee

      Date:  March 30, 2004


 		 EXHIBIT INDEX

     Exhibit Number Description
	         33.1 Sarbanes-Oxley Certification
               99.1 Annual Statement of Compliance
               99.2 Report of Independent Accountants
               99.3 Report of Management

EXHIBIT 33.1

Sarbanes-Oxley Certification

I, Bryan R. Calder, Executive Vice President of U.S. Bank National Association certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of MASTR Asset Backed Securities Trust 2003-WMC2
MORTGAGE PASS THROUGH CERTIFICATES Series 2003-WMC2

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage
Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

CHASE MANHATTAN MORTGAGE CORPORATION, as Servicer


Date:               March 30, 2004

Signature:          /s/ Bryan R. Calder

Company:            U.S. Bank National Association

Title:              Executive Vice President


       EXHIBIT 99.1 -- Servicer's Annual Statement of Compliance


MASTR Asset Backed Securities Trust 2003- WMC2
Mortgage Pass Through Certificates, Series 2003- WMC2

I, H. John Berens, hereby certify that I am a duly appointed
Senior Vice President of Chase Manhattan Mortgage Corporation
(the "Servicer"),and further certify as follows:

	1.	This certification is being made pursuant to
the terms of the Pooling and Servicing Agreement, dated as of September 1, 2003 (the "Agreement"), among Mortgage Asset Securitization Transactions, Inc., as depositor, the Servicer, as servicer and U.S. Bank National Association, as Trustee.

	2.	I have reviewed the activities of the Servicer
during the preceding year and the Servicer's performance under the Agreement and to the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Agreement throughout the year.

Capitalized terms not otherwise defined herein have the meanings set forth in the Agreements.

Dated: March 15,2004

IN WITNESS WHEREOF, the undersigned has executed this Certificate as of March 15, 2004.

By: /s/ H. John Berens
Name: H. John Berens
Title: Senior Vice President

I, Lucy P. Gambino, a (an) Assistant Treasurer of the Servicer, hereby certify that H. John Berens is a duly elected, qualified, and acting Senior Vice President of the Servicer and that the signature appearing above is his genuine signature.

In WITNESS WHEREOF, the undersigned has executed this Certificate as of March 15, 2004

By: /s/ Lucy P. Gambino

Name: Lucy P. Gambino
Title: Assistant Treasurer



       EXHIBIT 99.2 -- Report of Independent Accountants

PriceWaterhouseCoopers

PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York NY 10036
Telephone (646) 471 4000
Facsimile (813) 286 6000

Report of Independent Auditors

To the Board of Directors and Stockholder of Chase Manhattan Mortgage
Corporation:

We have examined management's assertion about Chase Manhattan Mortgage Corporation's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31,2003 included in the accompanying management assertion (see Exhibit 99.3). The Company performs loan subservicing functions for the residential loan servicing portfolio of its affiliate, Chase Mortgage Company West. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/PriceWaterhouseCoopers LLP
March 3, 2004



       EXHIBIT 99.3 -- Report of Management

CHASE
Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus OH 43219

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 3, 2004

As of and for the year ended December 31, 2003, Chase Manhattan Mortgage Corporation and its subsidiaries (collectively, the "Group") have complied in all material respects with the minimum servicing standards
(the "standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These standards are applicable only to Chase Manhattan Mortgage Corporation's prime and subprime mortgage portfolios.

As of and for this same period, the Group had in effect fidelity bond and errors and omissions policy in the amounts of $250,000,000 and $25,000,000 respectively.

/s/ Steve Rotella
Steve Rotella
Chief Executive Officer

/s/ Terry L. Gentry
Terry L. Gentry
Senior Vice President of Servicing

/s/ Lucy Gambino
Lucy Gambino
Vice President of Risk Management